Form 10-Q
period 2023-02-28
Lucent, Inc.
filed 2023-06-06
CIK 1778343

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2023

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-56509

Lucent, Inc.

(Exact Name of Registrant as Specified in its Charter)

Montana	83-4628133
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1633 East Fourth Street, Suite 148, Santa Ana, CA	92701
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: (213) 298-3812

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of February 28, 2023, the issuer had 5,000,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lucent, Inc.

Condensed Balance Sheets

	February 28, 2023	May 31, 2022

ASSETS
Current Assets
Cash	$13	$13
Prepaid Expenses	36	36
Total Current Assets	49	49

TOTAL ASSETS	$49	$49

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$-	$-
Due to Related Party	7,570	7,570
Total Current Liabilities	7,570	7,570

TOTAL LIABILITIES	7,570	7,570

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.0001 Par Value Authorized Common Stock 200,000,000 Shares Issued and Outstanding 5,000,000 at February 28, 2023, and May 31, 2022	500	500
Additional Paid-In-Capital	1,500	1,500
Accumulated Deficit	(9,521)	(9,521)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,521)	(7,521)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$49	$49

The accompanying notes are an integral part of these unaudited financial statements.

Lucent, Inc.

Condensed Statements of Operations

	For the three months ended February 28,		For the nine months ended February 28,
	2023	2022	2023	2022

REVENUES
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
General and administrative expenses	-	-	-	-
Professional fees	-	-	-	-
Total Expenses	-	-	-	-

LOSS FROM OPERATIONS	-	-	-	-

Provision For Income Taxes	-	-	-	-

NET LOSS	$-	$-	$-	$-

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Lucent, Inc.

Statements of Stockholders’ Equity (Deficit)

From Inception (May 13, 2019) to February 28, 2023

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, Inception (May 13, 2019)	-	$-	$-	$-	$-
Shares issued to founders for cash at $0.0004 (par value $0.0001) per share on May 16, 2019	5,000,000	500	1,500	-	2,000
Net (Loss) for the period May 13, 2019 through May 31, 2022	-	-	-	(9,521)	(9,521)
Balance, May 31, 2022	5,000,000	$500	$1,500	$(9,521)	$(7,521)

For the nine-months ended February 28, 2023

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, May 31, 2022	5,000,000	$500	$1,500	$(9,521)	$(7,521)
Net (Loss) for the 9-month period ended February 28, 2023	-	-	-	-	-
Balance, February 28, 2023	5,000,000	$500	$1,500	$(9,521)	$(7,521)

For the three-months February 28, 2023

	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, May 31, 2022	5,000,000	$500	$1,500	$(9,521)	$(7,521)
Net (Loss) for the 3-month period ended February 28, 2023	-	-	-	-	-
Balance, February 28, 2023	5,000,000	$500	$1,500	$(9,521)	$(7,521)

The accompanying notes are an integral part of these unaudited financial statements.

Lucent, Inc.

Condensed Statements of Cash Flows

For the nine months ended February 28,
	2023	2022
OPERATING ACTIVITIES
Net Loss	$-	$-
Adjustments to reconcile Net Loss to net cash used in operations:
Increase in Prepaid Expenses	-	-
Increase in Accounts Payable/Accrued Expenses	-	-
Net cash used in Operating Activities	$-	$-

FINANCING ACTIVITIES
Increase in due to related party	-	-
Issuance of common stock	-	-
Net cash provided by Financing Activities	$-	$-

Net increase in Cash for period	-	-
Cash at beginning of period	13	13
Cash at end of period	$13	$13

Supplemental Cash Flow Information and Noncash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Operating expenses paid by related party	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

LUCENT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2023

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lucent, Inc. (the “Company”) is located in the State of Montana where it was incorporated on May 13, 2019 to engage in any lawful corporate undertaking including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has not commenced any operational activities.  The Company’s fiscal year end is May 31.

The balance sheet as of February 28, 2023 and May 31, 2022 has been derived from unaudited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s most current filing on Form S-1/A filed with the SEC on April 10, 2020.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of February 28, 2023, and results of its operations and cash flows for the three and nine-month periods ended February 28, 2023 and the period from inception on May 13, 2019 through February 28, 2023, have been made.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $9,521 as of February 28, 2023. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. The Company has yet to locate any merger or acquisition candidates. Management is not limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholder, in accomplishing the business purposes of the Company.  The financial statements of the Company do not include any adjustments that might result from the outcome of this uncertainty.

The officers have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection, and disclosure of critical accounting policies with the Board of Directors. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ based upon different estimates and assumptions.

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows, and changes in stockholders’ equity (deficit), of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with U.S. GAAP.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At February 28, 2023 and May 31, 2022, the Company had cash of $13 and $13, respectively.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.0001 per share.  No preferred shares have been authorized or issued. At both February 28, 2023 and May 31, 2022, 5,000,000 common shares are issued and outstanding.

On May 16, 2019, the Company issued 5,000,000 shares of common stock at $0.0004 (par value $0.0001) for total cash of $2,000.

At February 28, 2023, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

At February 28, 2023 and May 31, 2022, the Company owed $7,570 and $7,570, respectively, to officers for advances, and expenses paid, on behalf of the Company. The amounts due to related party are to be repaid when cash is available to the Company. There is no interest attached to these advances.

The Company does not own or rent property. The Company’s office space is provided by an officer at no cost to the Company.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 20, 2023, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

Lucent, Inc., incorporated in the State of Montana on May 13, 2019, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities other than organizational activities and preparation of this registration statement on Form 10 (the “Registration Statement”). The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary.

Results of Operations

We did not generate revenues during the three- or nine-month periods ended February 28, 2023, or for the three- or nine-month periods ended February 28, 2022. Total operating expenses were $0 during the three- and nine-month periods ended February 28, 2023, and the three- and nine-month periods ended February 28, 2022.  Net losses for the three- and nine-month periods ended February 28, 2023, and for the three- and nine-month periods ended February 28, 2022, were $0 and $0, respectively.

Critical Accounting Policies

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

Controls And Procedures

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of February 28, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of February 28, 2023.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in the Company’s Form 10 which went effective in 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the covered time period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(b)REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2023	Lucent, Inc.
Registrant

By: /s/ Steven Arenal
Name: Steven Arenal Title: Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Board Member